Form 10-Q/A
period 1993-06-30
INTERNATIONAL RESEARCH & DEVELOPMENT CORP
filed 1995-09-26
CIK 51497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-Q/A-1
                              AMENDED AND RESTATED
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended June 30, 1993

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from           to

Commission file number  0-7059

               INTERNATIONAL RESEARCH AND DEVELOPMENT CORPORATION
               (Exact Name of Registrant as Specified in Charter)

      Delaware                                       38-1688261
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

500 North Main Street, Mattawan, Michigan              49071
(Address of principal executive offices)             (Zip Code)

                                 (616) 668-3336
               Registrant's telephone number, including area code

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES       NO  X

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES       NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $0.50 Par Value -- 5,606,706 shares as of August 2, 1993.



                          Quarterly Report on Form 10-Q

                         PART I   FINANCIAL INFORMATION
                          Item 1, Financial Statements




                           Quarter Ended June 30, 1993


               International Research and Development Corporation
                               Mattawan, Michigan

       International Research and Development Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                    (UNAUDITED)
                                                      JUNE 30      DECEMBER 31
                                                        1993           1992
 ASSETS
 Current assets:
  Cash                                              $23,669       $191,414
  Receivables                                    10,279,133      8,721,815
  Inventories (Note B)                            4,399,318      3,821,376
  Prepaid expenses and other current assets       1,612,331      1,685,462
 Total current assets                            16,314,451     14,420,067

 Property and equipment:
  Land                                              512,500        512,500
  Buildings                                      13,287,613     13,281,293
  Equipment                                      15,476,188     14,735,574
                                                 29,276,301     28,529,367
  Less accumulated depreciation                  15,623,035     14,629,711
                                                 13,653,266     13,899,656
 Other assets:
  Trademarks, tradenames and other intangible
   assets, less
   accumulated amortization                      17,033,789     17,495,569
  Other                                           1,761,908      1,811,399
                                                 18,795,697     19,306,968
                                                $48,763,414    $47,626,691

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Line of credit borrowings                      $8,250,000     $8,600,000
  Accounts payable                                3,566,967      2,594,409
  Advance billings on studies in progress         3,735,260      2,567,440
  Accrued expenses and other liabilities          1,443,600      1,709,822

  Current maturities of long-term debt              931,092        943,826
 Total current liabilities                       17,926,919     16,415,497

 Long-term debt, less current maturities          9,706,209     10,139,683
 Deferred income taxes                            5,881,000      5,881,000
 Reserve for employee benefits                      660,550        906,200

 Stockholders' equity:
  Common stock                                    2,803,353      2,803,353
  Additional paid-in capital                      2,627,429      2,627,429
  Retained earnings                               9,493,754      9,256,529
  Less loan to Employee Stock Ownership Plan       (335,800)      (403,000)
                                                 14,588,736     14,284,311
                                                $48,763,414    $47,626,691
See notes to unaudited condensed consolidated financial statements.

       International Research and Development Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                  JUNE 30                      JUNE 30

                             1993           1992          1993          1992
 Operating revenues:
   Research services   $6,305,639       $5,218,240    $12,202,468   $10,399,687
   Product sales and
     services           3,315,653        2,665,801     6,975,386     5,682,758
                        9,621,292        7,884,041     19,177,854    16,082,445
 Cost of services and
 products sold:
  Research services     4,591,868        4,371,153     9,077,013      8,475,852
  Product sales and
    services            1,618,931        1,421,593     3,370,555      2,807,548
 Gross profit           3,410,493        2,091,295     6,730,286      4,799,045

 Selling, general and
 administrative
 expenses               2,843,103        2,514,993     5,591,005      5,031,821
 Operating earnings
 (loss)                   567,390          (423,698)     1,139,281     (232,776)

 Other income (expense):
  Interest expense       (334,943)        (400,718)     (653,222)      (827,852)
 Interest and other income 27,021           24,696        41,300         51,321
                         (307,922)        (376,022)     (611,922)      (776,531)
 Earnings (loss)
 before income taxes
 and cumulative effect
 of change in accounting
 principle                259,468         (799,720)      527,359      1,009,307)
 Income taxes (credit)     83,700         (333,900)      178,000       (402,200)
 Earnings (loss)
 before cumulative effect
 of change in accounting
 principle               $175,768         (465,820)      349,359       (607,107)
 Cumulative effect of
 change in accounting
  principle                                                          (3,903,000)
 Net earnings (loss)    $175,768         $(465,820)     $349,359    $(4,510,107)

 Earnings (loss) per
 share:
  Before cumulative effect
  of change in accounting
  principle                $0.03            $(0.08)       $0.06         $(0.11)
  Cumulative effect of
  change in accounting
  principle                                                              (0.70)
 Net earnings (loss)       $0.03            $(0.08)       $0.06         $(0.81)
  per share

 Average number of
 common and common     5,606,706        5,551,516     5,606,706      5,532,877
 equivalent shares
 outstanding

 Dividends per share       $0.01            $0.01         $0.02         $0.06

See notes to unaudited condensed consolidated financial statements.


       International Research and Development Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       SIX MONTHS ENDED JUNE 30
                                                          1993         1992
 OPERATING ACTIVITIES
 Net earnings (loss)                                    $349,359   $(4,510,107)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                       1,497,708     1,501,157
   Cumulative effect of change in accounting                         3,903,000
     principle
   Changes in operating assets and liabilities:
     Receivables                                      (1,557,318)      456,453
     Inventories                                        (577,942)     (112,780)
     Other operating assets                               19,149      (548,674)
     Accounts payable                                    987,922      (722,564)
     Advance billings on studies in progress           1,167,820       211,702
     Accrued expenses and other operating liabilities   (463,763)     (495,546)
 Net cash provided by (used in) operating activities   1,422,935      (317,359)

 INVESTING ACTIVITIES
 Property and equipment acquisitions                    (766,113)     (594,433)
 Other                                                    16,575
 Net cash used in investing activities                  (749,538)     (594,433)

 FINANCING ACTIVITIES
 Line of credit borrowings (payments)                   (350,000)    1,853,000
 Payments on long-term debt                             (446,208)     (744,417)
 Cash dividends paid                                    (112,134)     (329,770)
 Receipts from Employee Stock Ownership Plan              67,200        40,000
 Proceeds from exercise of stock options                                 2,875
 Net cash provided by (used in) financing activities    (841,142)      821,688
 Net decrease in cash                                   (167,745)      (90,104)
 Cash at beginning of period                             191,414       284,938

 Cash at end of period                                   $23,669      $194,834

( ) Denotes use of cash.

See notes to unaudited condensed consolidated financial statements.


       International Research and Development Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1993




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Carme', Inc., IRAD Corporation, and Medical Surgical Specialties, Ltd., and reflect all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results of operations for the periods shown.

The financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles for complete financial statements.

The results of operations of any interim period are not necessarily indicative of results of operations for the year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1992.


NOTE B - INVENTORIES

Inventories consist of the following:

                                                 JUNE 30         DECEMBER 31
                                                   1993              1992

 Finished goods                              $1,675,000         $1,390,000
 Components and packaging                     1,963,000          1,511,000
 Raw materials and supplies                     761,000            920,000
                                             $4,399,000          3,821,000



NOTE C - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Prior to 1993, the cost of retiree healthcare benefits was recognized as an expense as claims were incurred. As permitted under the provisions of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," the Corporation began providing for these postretirement medical benefits on a prospective basis as part of its annual benefit cost during the quarter ended March 31, 1993. This mandatory change in accounting principle has not had a material effect on quarterly operating results.

In light of the continuing escalation of medical and medical insurance costs, the Corporation's Board of Directors voted on July 29, 1993 to terminate healthcare coverage for future retirees. The financial effect of this change in policy is not material and will be reflected in operations during the quarter ended September 30, 1993.


NOTE D - LITIGATION

The Corporation and its subsidiaries are subject to lawsuits and claims arising out of their business. However, in management's opinion, the liability, if any, from these matters would not materially affect the consolidated financial position of the Corporation.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated operating revenues for the periods of three and six months ended June 30, 1993 increased $1,737,000 (22%) and $3,096,000 (19%), respectively, over the corresponding periods in 1992. This marks the fourth consecutive quarter that consolidated quarterly operating revenues have increased over the comparable prior year period.

Research revenues increased $1,087,000 (21%) and $1,803,000 (17%) for the periods of three and six months ended June 30, 1993, respectively, over the corresponding periods in 1992. This growth resulted primarily from an increase in the number of ongoing studies over comparable 1992 levels.

Product sales and service revenues for the three months and six months ended June 30, 1993 increased $650,000 (24%) and $1,293,000 (23%), respectively, over the comparable 1992 periods, including increases in the skin care products segment of $437,000 (20%) and $608,000 (12%). The improvements in skin care products revenue relate to increased sales in the health food market (up 54% for the quarter and 46% for the six month period, as compared to 1992 sales volume during the same periods), and steady growth in the mass market area. The sales improvement is primarily the result of a 1992 change in the Corporation's sales distribution system from an internal direct sales effort to a managed broker network. Under this new distribution system, the Corporation's products are now actively being promoted in substantially all regions of the United States. This distribution network along with improved marketing and increased new product development should, in management's opinion, continue to result in new and repeat health food and mass market business throughout the balance of 1993.

Growth in revenues in the specialty medical products and services segment was also very impressive, with 1993 three and six months revenues up 46% ($213,000) and 103% ($685,000), respectively, over 1992 levels. The increase in the specialty medical products and services revenue stems primarily from increased distribution and expansion of medical specialty repairs, as well as steady growth in sales of the Door-Aid(TM) power door opener.

Cost of product sales and services in the combined skin care and specialty medical products segment for the three and six month periods ended June 30, 1993, represented approximately 49% and 48%, respectively, of the related revenue, as compared to 53% and 49% for the same periods in 1992. Skin care products have a lower cost than medical products and services; accordingly, such decreases are a direct result of the increased skin care product sales discussed above.

Even though research revenues have experienced a greater than 15% growth during 1993, the cost of research services for the three and six month periods ended June 30, 1993 have increased only 5% ($221,000 ) and 7% ($601,000), respectively, over 1992 levels. This stabilization is the direct result of management's continued emphasis on cost containment. The modest increases in the cost of research services stem primarily from the addition of specially trained staff as part of management's strategy to obtain a wider variety of ongoing studies for the pharmaceutical industry. Cost of research services for both the three and six month periods ended June 30, 1993 represented approximately 74% of the related revenue, as compared to approximately 83% for the same periods in 1992.

Consolidated selling, general and administrative expenses increased $328,000 (13%) in the second quarter of 1993 over the second quarter of 1992. For the first six months, consolidated selling, general and administrative expenses were 11% ($559,000) higher than the same period in 1992. These increases result directly from the increases in product sales and services discussed above and relate principally to increased product promotion, advertising and selling commissions. Selling, general and administrative expenses have continued to decline as a percentage of operating revenues as a result of the Corporation's ongoing cost containment program. Selling, general and administrative expenses as a percentage of operating revenues were 32% and 31% for the three and six month periods ended June 30, 1992, respectively, as compared to 30% and 29% in the comparable periods of 1993.

As compared to the corresponding periods in 1992, operating earnings increased $991,000 ($805,000 in the research segment and $186,000 in the product sales/services segment) for the three months ended June 30, 1993 (a 234% increase), and $1,372,000 ($1,133,000 in the research segment and $239,000 in the product sales/services segment) for the period of six months then ended (a 589% increase). These increases are primarily the result of the changes outlined above.

In June 1992, the Corporation finalized arrangements for a $9,500,000 line of credit with a bank and refinanced $10,199,000 of fixed rate mortgage-based borrowings with lower variable interest rate borrowings tied to the bank's base lending rate. As a result of this, significantly all bank debt now accrues interest at lower variable interest rates than in effect during the first six months of 1992. Accordingly, interest expense for the three and six month periods ended June 30, 1993 has decreased $66,000 and $175,000, respectively, over 1992 levels. The $9.5 million line of credit is currently being renewed by the Corporation's principal lender. Based upon preliminary discussions and the existing favorable financing relationships, the Corporation is being offered an increase of $500,000 on its working capital line as part of the renewal with substantially all other terms remaining the same.

The Corporation realized earnings before income taxes for the 1993 second quarter and six month period of $259,000 and $527,000, respectively, compared with losses of $800,000 and $1,009,000, before income taxes and a mandated change in accounting principle, for the same respective periods in 1992. Net income was $176,000 and $349,000 for the periods of three months and six months ended June 30, 1993, respectively, compared with net losses of $466,000 and $4,510,000 (an operating loss of $607,000 and a one-time cumulative charge against earnings in the amount of $3,903,000 re: FAS No. 109) for the same periods in 1992.

Liquidity and Sources of Capital

The ratio of the Corporation's current assets to current liabilities has continued to favorably improve, increasing from .88 at December 31, 1992 to .91 at June 30, 1993, including $2,567,000 and $3,735,000, respectively, of advanced billings on studies in progress at those dates.

Cash flow from operations was $1,423,000 for the six months ended June 30, 1993, contrasted to the consumption of $317,000 of cash by operations for same period in 1992. This $1,740,000 turn-around in cash flow resulted primarily from the increases in net income and advanced billings on studies in process discussed above.

During the six-month period ended June 30, 1993, the Corporation spent approximately $766,000 on equipment acquisitions primarily related to quality control, additional computerization, and enhancements in automation for the research business. The Corporation spent $594,000 for similar equipment acquisitions during the comparable period in 1992.

Current financial resources (including $950,000 available on the existing line of credit with banks and approximately $325,000 of available borrowings against cash surrender value of life insurance policies), plus anticipated revenues from operations for the year are expected to be adequate to fund working capital needs for 1993.

PART II.  OTHER INFORMATION

Items 1 through 3 are inapplicable and have been omitted.

Item 4 - Submission of Matters to a Vote of Security Holders

   The annual meeting of stockholders of International Research and Development Corporation was held on Friday, May 28, 1993 at 2:00 p.m. Eastern Daylight-Savings Time, at The Park Club, 219 W. South Street, Kalamazoo, Michigan, for the following purposes:

     -    To elect three directors to serve for a three-year term.
     - To transact such other business as may properly come before the meeting or any adjournment thereof.

   Elected to serve as directors of the Corporation until 1996 were Messrs. Robert A. Bozich, Arnold VanZanten, and Francis X. Wazeter, III. Set forth below is the tabulation of the votes on each nominee for election as a director:


                                                                 TOTAL SHARES
                                             VOTES AGAINST OR   REPRESENTED IN
       DIRECTOR NAME           VOTES FOR         WITHHELD        PERSON OR BY
                                                                    PROXY

 Robert A. Bozich         4,779,971.95        89,091.05      4,869,063.00
 Arnold VanZanten         4,778,471.95        90,591.05      4,869,063.00
 Francis X. Wazeter, III  4,771,828.83        97,234.17      4,869,063.00

   The shares represented in person or by proxy at the Annual Meeting comprised 86.8% of the outstanding shares of the Corporation's $0.50 Par Value, Common Stock.

   No other matters were submitted to a vote of the security holders during the quarter ended June 30, 1993.

Item 5 is inapplicable and has been omitted.

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits - not applicable.

        (b) Reports on Form 8-K - The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1993.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERNATIONAL RESEARCH AND DEVELOPMENT
                                   CORPORATION
                                   (Registrant)




Date:  September 25, 1995          /s/ Curtis L. Dally
                                   Curtis L. Dally,
                                   Treasurer