Form 10-Q/A
period 1993-09-30
INTERNATIONAL RESEARCH & DEVELOPMENT CORP
filed 1995-09-26
CIK 51497

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q/A-1
                                   AMENDED AND RESTATED
       (Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the period ended      September 30, 1993

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

       Common Stock, $0.50 Par Value -- 5,606,706 shares as of October 29,
       1993.


                            Quarterly Report on Form 10-Q

                            PART I   FINANCIAL INFORMATION
                             Item 1, Financial Statements




                           Quarter Ended September 30, 1993


                  International Research and Development Corporation
                                  Mattawan, Michigan

         International Research and Development Corporation and Subsidiaries
                        Condensed Consolidated Balance Sheets

                                                    (UNAUDITED)
                                                    SEPTEMBER 30  DECEMBER 31
                                                        1993          1992
        ASSETS
        Current assets:
         Cash                                        $67,136      $191,414
         Receivables                               8,378,564     8,721,815
         Inventories (Note B)                      4,780,179     3,821,376
         Prepaid expenses and other current assets 1,528,478     1,685,462
        Total current assets                      14,754,357    14,420,067

        Property and equipment:
         Land                                        512,500       512,500
         Buildings                                13,324,552    13,281,293
         Equipment                                15,878,106    14,735,574
                                                  29,715,158    28,529,367
         Less accumulated depreciation            16,133,992    14,629,711
                                                  13,581,166    13,899,656
        Other assets:
         Trademarks, tradenames and other
          intangible assets, less                 16,792,899     17,495,569
          accumulated amortization
         Other                                     1,642,677     1,811,399
                                                  18,435,576    19,306,968
                                                 $46,771,099   $47,626,691

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
         Line of credit borrowings                $7,450,000    $8,600,000
         Accounts payable                          3,329,425     2,594,409
         Advance billings on studies in progress   3,762,058     2,567,440
         Accrued expenses and other liabilities      859,191     1,709,822
         Current maturities of long-term debt        924,851       943,826
        Total current liabilities                 16,325,525    16,415,497

        Long-term debt, less current maturities    9,355,228    10,139,683
        Deferred income taxes                      5,881,000     5,881,000
        Reserve for employee benefits                768,200       906,200

        Stockholders' equity:
         Common stock                              2,803,353     2,803,353
         Additional paid-in capital                2,627,429     2,627,429
         Retained earnings                         9,312,564     9,256,529
         Less loan to Employee Stock Ownership      (302,200)     (403,000)
         Plan

                                                  14,441,146    14,284,311
                                                 $46,771,099   $47,626,691
       See notes to unaudited condensed consolidated financial statements.


         International Research and Development Corporation and Subsidiaries
                   Condensed Consolidated Statements of Operations
                                     (Unaudited)

                            THREE MONTHS ENDED         NINE MONTHS ENDED
                               SEPTEMBER 30              SEPTEMBER 30

                             1993        1992        1993           1992
   Operating revenues:
    Research services     $6,492,156   $5,535,122   $18,694,624   $15,934,809
    Product sales and
     services              2,750,122    3,024,537     9,725,508     8,707,294
                           9,242,278    8,559,659    28,420,132    24,642,103
   Cost of services and
    products sold:
    Research services      4,942,169    4,244,647    14,019,182    12,720,499
    Product sales and
     services              1,387,404    1,456,762     4,757,959     4,264,309
   Gross profit            2,912,705    2,858,250     9,642,991     7,657,295

   Selling, general and
   administrative expenses 2,882,514    2,464,652     8,473,519     7,496,472
   Operating earnings (loss)  30,191      393,598     1,169,472       160,823

   Other income (expense):
    Interest expense        (285,165)    (334,993)     (938,387)   (1,162,844)
    Interest and other
     income                   21,852       12,425        63,152        63,746
                            (263,313)    (322,568)     (875,235)   (1,099,098)
   Earnings (loss) before
    income taxes and cumulative
    effect of change in
    accounting principle    (233,122)      71,030       294,237      (938,275)
   Income taxes (credit)    (108,000)       21,00        70,000      (381,200)
   Earnings (loss) before
    cumulative effect of
    change in accounting    (125,122)      50,030       224,237      (557,075)
    principle
   Cumulative effect of
    change in accounting                                           (3,903,000)
    principle
   Net earnings (loss)     $(125,122)     $50,030       $224,237  $(4,460,075)
   Earnings (loss) per share:
    Before cumulative
     effect of change in
     accounting principle     $(0.02)       $0.01          $0.04       $(0.10)
    Cumulative effect of
    change in accounting
    principle                                                           (0.70)

   Net earnings (loss)
    per share                 $(0.02)       $0.01          $0.04       $(0.80)

   Average number of
    common and common
    equivalent shares
    outstanding            5,606,706    5,608,488      5,606,706    5,558,081

   Dividends per share         $0.01        $0.01          $0.03        $0.07
  See notes to unaudited condensed consolidated financial statements.


         International Research and Development Corporation and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                     1993       1992
   OPERATING ACTIVITIES
   Net earnings (loss)                             $224,237   $(4,460,075)
   Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                2,259,549     2,322,295
     Cumulative effect of change in accounting                  3,903,000
      principle
     Changes in operating assets and
      liabilities:
      Receivables                                   343,251      (247,450)
      Inventories                                  (958,803)     (224,854)
      Other operating assets                        187,236      (534,883)
      Accounts payable                              750,380      (320,008)
      Advance billings on studies in progress     1,194,618       272,154
      Accrued expenses and other operating         (940,522)     (682,566)
         liabilities
   Net cash provided by (used in) operating       3,059,946        27,613
    activities

   INVESTING ACTIVITIES
   Property and equipment acquisitions           (1,204,970)   (1,090,454)
   Other                                             41,578        16,440
   Net cash used in investing activities          (1,163,32)    (1,074,14)

   FINANCING ACTIVITIES
   Line of credit borrowings (payments)          (1,150,000)    2,453,000
   Payments on long-term debt                      (803,430)   (1,280,102)
   Cash dividends paid                             (168,202)     (385,837)
   Receipts from Employee Stock Ownership Plan      100,800        78,000
   Proceeds from exercise of stock options                          2,875
   Net cash provided by (used in) financing      (2,020,832)      867,936
    activities
   Net decrease in cash                            (124,278)     (178,465)
   Cash at beginning of period                      191,414       284,938
   Cash at end of period                            $67,136      $106,473
  ( ) Denotes use of cash.
  See notes to unaudited condensed consolidated financial statements.


         International Research and Development Corporation and Subsidiaries

            Notes to Unaudited Condensed Consolidated Financial Statements
                                  September 30, 1993




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


       NOTE B - INVENTORIES

       Inventories consist of the following:

                                            SEPTEMBER 30    DECEMBER 31
                                                1993           1992

        Finished goods                       $2,376,000     $1,390,000
        Components and packaging              1,668,000      1,511,000
        Raw materials and supplies              736,000        920,000
                                             $4,780,000     $3,821,000


       NOTE C - LITIGATION

       The Corporation and its subsidiaries are subject to lawsuits and claims arising out of their business. However, in management's opinion, the liability, if any, from these matters would not materially affect the consolidated financial position of the Corporation.



       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Results of Operations

       Consolidated operating revenues for the periods of three and nine months ended September 30, 1993 increased $683,000 (8%) and $3,778,000 (15%), respectively, over the corresponding periods in 1992. This marks the fifth consecutive quarter that consolidated quarterly operating revenues have increased over the comparable prior year period.

       Research revenues increased 17% ($957,000 and $2,760,000) for the periods of three and nine months ended September 30, 1993,

       respectively, over the corresponding periods in 1992. This growth resulted primarily from an increase in the number of ongoing studies over comparable 1992 levels.

       Product sales and service revenues for the three months ended September 30, 1993 decreased $274,000 (9%) from the comparable 1992 period, including a decrease in the skin care products segment of $532,000 (22%). For the nine month period ended September 30, 1993, product sales and services revenues increased $1,018,000 (12%) over the comparable 1992 period, including a modest $75,000 (1%) increase in the skin care products segment. Although management attempted to stimulate skin care product revenues during the 1993 third quarter through the aggressive use of promotion discounts (up $202,000 (92%) over the levels expended during the 1992 third quarter), the market did not respond immediately with a corresponding increase in skin care products sales. However, it is management's opinion that the use of such promotional techniques and its continued new product development could result in new and expanded repeat sales of skin care products in future quarters.

       Growth in revenues in the specialty medical products and services segment continues to be very impressive, with 1993 three and nine months revenues up 46% ($258,000) and 77% ($943,000), respectively, over 1992 levels. The increase in the specialty medical products and services revenue stems primarily from increased distribution and expansion of medical specialty repairs, as well as continued steady growth in sales of the Door-Aid(TM) power door opener.

       Cost of product sales and services in the combined skin care and specialty medical products segment for the three and nine month periods ended September 30, 1993, represented approximately 50% and 49%, respectively, of the related revenue, as compared to 48% and 49%, respectively, for the same periods in 1992. The increase in the ratio of the cost of product sales and services to revenues for the third quarter of 1993 was primarily the result of the variation in the absorption of fixed costs that resulted from the decrease in revenues in the quarter.

       The cost of research services for the three and nine month periods ended September 30, 1993 have increased 16% ($698,000 ) and 10% ($1,299,000), respectively, over 1992 levels. These increases are the direct result of the increased research revenues discussed above. However, for the three and nine month periods ended September 30, 1993, cost of research services as a percentage of the related revenues decreased 1% and 5%, respectively, compared to the same periods in 1992. Management attributes these reductions to its strategic program to provide enhanced study quality at lower cost.

       Consolidated selling, general and administrative expenses increased $418,000 (17%) in the third quarter of 1993 over the third quarter of 1992. For the first nine months of 1993, consolidated selling, general and administrative expenses were $977,000 higher (13%) than in the same period in 1992. These increases resulted directly from the increases in product sales and services discussed above and relate principally to increased product promotion, advertising and selling commissions. Selling, general and administrative expenses have continued to decline as a percentage of operating revenues as a result of the Corporation's ongoing cost containment program. Selling, general and administrative expenses as a percentage of operating revenues were 31% and 30% for the three and nine month periods ended September 30, 1993, as compared to 29% and 30% in the comparable periods of 1992.

       As compared to the corresponding period in 1992, operating earnings decreased $363,000 (comprised of a $182,000 increase in the research segment and a $545,000 decrease in the combined product sales/services segments) for the three months ended September 30, 1993. However, operating earnings for the period of nine months ended September 30, 1993 increased $1,009,000 (comprised of an increase of $1,315,000 in the research segment and a decrease of $306,000 in the combined product sales/services segments), as compared to the first nine months of 1992. These fluctuations are primarily the result of the changes outlined above.

       In June 1992, the Corporation finalized arrangements for a $9,500,000 line of credit with a bank and refinanced $10,199,000 of fixed rate mortgage-based borrowings with lower variable interest rate borrowings tied to the bank's base lending rate. As a result of this, significantly all bank debt now accrues interest at lower variable interest rates than in effect during the first nine months of 1992. Accordingly, interest expense for the three and nine month periods ended September 30, 1993 has decreased $50,000 (15%) and $224,000 (19%), respectively, over 1992 levels. The Corporation is currently in final discussions with its principal lender concerning the renewal of its line of credit at an even lower variable interest rate.

       The Corporation incurred a $233,000 loss before income taxes for the 1993 third quarter and realized earnings before income taxes in the amount of $294,000 for the nine month period ended September 30, 1993. This compares with earnings of $71,000 and a loss of $938,000 before income taxes and a mandated change in accounting principle, for the same respective periods in 1992. For the three months ended September 30, 1993, the Corporation incurred a net loss of $125,000, compared to net income of $50,000 for the 1992 third quarter. Net income for the nine months ended September 30, 1993, was $224,000, compared with a net loss of $4,460,000 (an operating loss of $557,000 and a one-time cumulative charge against earnings in the amount of $3,903,000 re:
       FAS No. 109) for the nine months ended September 30, 1992.

       Liquidity and Sources of Capital

       The ratio of the Corporation's current assets to current liabilities has increased from .88 at December 31, 1992 to .90 at September 30, 1993, including $2,567,000 and $3,762,000, respectively, of advance billings on studies in progress at those dates.

       Cash flow from operations was $3,060,000 for the nine months ended September 30, 1993, contrasted to the generation of only $28,000 of cash by operations for the same period in 1992. This $3,032,000 increase in cash flow resulted primarily from the increases in earnings, accounts payable, and advance billings on studies in progress.

       During the nine-month period ended September 30, 1993, the Corporation spent approximately $1,205,000 on equipment acquisitions primarily related to quality control, additional computerization, and enhancements in automation for the research business. The Corporation spent $1,090,000 for similar equipment acquisitions during the comparable period in 1992.

       During the nine months ended September 30, 1993, the Corporation utilized $1,953,000 of the cash generated from operations to decrease its line of credit and long-term bank debt. This has directly contributed to the decrease in interest expense, discussed above. By comparison, the Corporation increased its bank debt by $1,173,000 during the comparable nine month period in 1992.

       Current financial resources (including $1,750,000 available on the existing line of credit with banks and approximately $325,000 of available borrowings against cash surrender value of life insurance policies), plus anticipated revenues from operations for the year are expected to be adequate to fund working capital needs for 1993.

       PART II.  OTHER INFORMATION

       Items 1 through 5 are inapplicable and have been omitted.

       Item 6 - Exhibits and Reports on Form 8-K

              (a)  Exhibits - not applicable.

              (b) Reports on Form 8-K - The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1993.

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