Form 10-K405/A
period 1993-12-31
INTERNATIONAL RESEARCH & DEVELOPMENT CORP
filed 1995-09-27
CIK 51497

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                   FORM 10-K/A-1
                               AMENDED AND RESTATED
  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
  For the Fiscal Year ended     December 31, 1993
                                        or
  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [Fee Required]
  For the transition period from             to
  Commission file number   0-7059

                INTERNATIONAL RESEARCH AND DEVELOPMENT CORPORATION (Exact Name of Registrant as Specified in Charter)

        Delaware                                       38-1688261
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

  500 North Main Street, Mattawan, Michigan              49071
  (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code:(616) 668-3336

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $0.50 par value
                                 (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES         NO     X

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
  III of this Form 10-K or any amendment to this Form 10-K.          X

  As of February 28, 1994, there were 5,606,706 shares of Common Stock, $0.50 par value, outstanding.

  The registrant estimates that the aggregate market value of the registrant's Common Stock on February 28, 1994 (based upon the last sales price of the Common Stock on February 28, 1994) held by nonaffiliates was approximately $18,222,000.

  Certain portions of the Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      PART I

  ITEM 1.   BUSINESS.


  GENERAL

  International Research and Development Corporation, a Delaware corporation (the "Corporation"), was originally incorporated in Michigan in June 1962, and reincorporated in Delaware in May 1970. The Corporation operates an independent contract research laboratory engaged primarily in pre-clinical safety evaluation studies of drugs and their components, primarily to assess the hazards to humans and animals involved in the use of such compounds.

  The Corporation has diversified its interests while expanding its sales and services through the incorporation of the IRAD Corporation in 1985, the purchase of a specialty medical products and services company (Medical Surgical Specialties, Ltd.) in June 1989, and the purchase of a specialty skin care products company (Carme, Inc.) in January 1990. In its operation of the specialty skin care products company, the Corporation continues to develop new formulations which will be marketed through the Allercreme trademark and under the Carme name. In addition, in the development of these new products, the Corporation strives to create formulations that utilize patentable technology.

  The Corporation has three business segments in which it operates: safety evaluation research; specialty skin care products; and specialty medical products and services. The following tables summarize industry segment data as of and for the years ended December 31, 1993, 1992 and 1991:

                                                   1993
                                                        MEDICAL
                                          SKIN CARE    PRODUCTS
                             RESEARCH     PRODUCTS        AND      CONSOLIDATED
                                                       SERVICES
   Revenues:
    Domestic             $19,564,000  $ 9,052,000   $3,050,000  $31,666,000
    Export:
      Japan                5,590,000       32,000                 5,622,000
      Other                  199,000    1,093,000                 1,292,000
             TOTAL       $25,353,000  $10,177,000   $3,050,000  $38,580,000

   Operating earnings    $ 2,309,000  $(1,407,000)  $  268,000  $ 1,170,000
    (loss)
   Depreciation and      $ 1,862,000  $ 1,132,000   $   61,000  $ 3,055,000
    amortization
   Property and equipment
    acquisitions         $ 1,579,000  $   128,000   $   61,000  $ 1,768,000
   Identifiable assets   $22,829,000  $22,363,000   $1,682,000  $46,874,000



                                                   1992
                                                       MEDICAL
                                          SKIN CARE    PRODUCTS
                             RESEARCH     PRODUCTS       AND      CONSOLIDATED
                                                       SERVICES
   Revenues:
    Domestic             $16,211,000 $  9,441,000 $ 1,857,000   $27,509,000
    Export:
      Japan                5,203,000       44,000                 5,247,000
      Other                  596,000    1,033,000                 1,629,000
             TOTAL       $22,010,000  $10,518,000 $ 1,857,000   $34,385,000



   Operating earnings    $   834,000  $  (308,000)$   (30,000)  $   496,000
    (loss)
   Cumulative effect of
    change in accounting $   409,000  $(4,312,000)              $(3,903,000)
    principle
   Depreciation and      $ 1,850,000  $ 1,134,000 $    65,000   $ 3,049,000
     amortization
   Property and equipment
    acquisitions         $ 1,410,000  $    50,000 $     5,000   $ 1,465,000
   Identifiable assets   $22,859,000  $23,352,000 $ 1,416,000   $47,627,000


                                                   1991
                                                        MEDICAL
                                          SKIN CARE     PRODUCTS
                             RESEARCH      PRODUCTS       AND      CONSOLIDATED
                                                        SERVICES
   Revenues:
    Domestic             $14,096,000  $11,996,000  $   708,000   $26,800,000
    Export:
      Japan                5,978,000       51,000                  6,029,000
      Other                  210,000    1,594,000                  1,804,000
            TOTAL        $20,284,000  $13,641,000  $   708,000   $34,633,000

   Operating earnings    $ 1,091,000  $ 1,619,000  $  (267,000)  $ 2,443,000
    (loss)
   Depreciation and      $ 1,801,000  $ 1,153,000  $    53,000   $ 3,007,000
     amortization
   Property and equipment
    acquisitions         $ 1,898,000  $    90,000  $    15,000   $ 2,003,000
   Identifiable assets   $21,324,000  $24,764,000  $ 1,243,000   $47,331,000

  The Corporation's businesses are not subject to exchange rate risk because export activity is conducted solely in U.S. dollars. Operating earnings
  (loss) represents total operating revenue less all operating expenses directly associated with the segment's operating revenue. Interest income and expense associated with overall corporate financing activities are excluded from segment data. General corporate expenses presently are not significant, and there are no material separately identifiable corporate assets at December 31, 1993, 1992 or 1991.

  SAFETY EVALUATION RESEARCH

  The Corporation's clients include companies in the pharmaceutical, veterinary, and agricultural industries located in the United States, certain European and Pacific rim countries as well as U.S. governmental agencies. In connection with its pre-clinical safety evaluation (toxicology) studies, the Corporation consults with its clients to establish the experimental design or protocol of the study to be done. The protocol includes such things as the duration of the study, the species and number of subjects to be used, dosage levels to be employed and the specific observations and examinations to be made during and at the conclusion of the study.

  The studies performed by the Corporation are often requested by clients in response to the requirements of various regulatory agencies (such as the Food and Drug Administration, the Environmental Protection Agency and their counterparts in foreign countries) relative to the safety for use of drugs and other drug components. The results of these tests are generally submitted to the applicable agencies as part of a petition to obtain approval to market the compound. In recent years, as technological advancements have been made, the complexity of the tests required to establish the safety of new compounds has increased.


  Compounds most frequently evaluated include pharmaceutical and veterinary drugs and veterinary feed additives. Compounds to be evaluated are supplied to the Corporation by its clients and are administered to one or more species of common laboratory animals. The Corporation obtains animals for its research projects from recognized and licensed scientific dealers.

  In addition to determining a safe dosage level, studies are designed to determine the extent of the toxicological effects, if any, produced by the compounds. Studies generally range in duration from a few hours to several years. The majority of the Corporation's revenues historically have been derived from studies exceeding one year in length.

  A typical study program is initiated when a client contacts the Corporation with a description of such matters as the compound to be tested, the nature of the study program, and the agency to which it may be submitted for approval. The Corporation and the client develop a protocol to be followed, agree on a price and, thereafter, the client forwards the test material to the Corporation. The Corporation receives periodic payments from its clients over the duration of a study rather than at completion. Each study is assigned to a Study Director who manages the conduct of the study to assure that test material administration, observations, analyses and reports are in accordance with the protocol. Frequent contact is made with the client regarding the progress of the program.

  Further assurance of compliance with the protocol is achieved through audits conducted by the Corporation's quality assurance department which is administered separately from the research division of the Corporation. A study program culminates in delivery of a written report of the results to the client.

  The Corporation's clinical research subsidiary, IRAD, conducts studies in the area of safety evaluation for clients in the pharmaceutical, chemical, and cosmetic related industries. It performs Phase I through Phase IV clinical trials in pharmaceutical products, as well as bioequivalency and bioavailability studies for the generic drug industry.

  Marketing

  The Corporation has performed studies for approximately 375 clients since January 1, 1980, and is not financially dependent on any particular one. During 1993, the Corporation performed studies for 111 of these clients. Approximately 77% of the Corporation's 1993 revenues were derived from domestic clients and 23% from foreign clients, as compared to 74% and 26%, respectively, in 1992 and 69% and 31%, respectively, in 1991. The majority of new studies conducted by the Corporation are derived from existing clients. To assist in obtaining new clients, the Corporation solicits potential clients directly and participates at various scientific association gatherings. Further, the Corporation has a sales and marketing department which is focused on both the promotion of its pre-clinical services to potential clients who are presently not familiar with the Corporation's services, and to expanding services to those who already are clients.

  Personnel

  The Corporation believes that its success is in large part dependent on the quality of its scientific staff. The Corporation has approximately 400 full-time employees, of whom approximately 260 are scientists and laboratory technicians. The employees are not represented by any collective bargaining unit. The Corporation's employees represent expertise in a broad variety of scientific disciplines. To ensure the high level of competence required of the Corporation's employees and the use of standardized procedures, a vigorous training and recruitment program is maintained. The Corporation considers its relationship with employees to be good.

  Facilities

  The Corporation's primary research facility and executive offices are owned by the Corporation and located on approximately one hundred and ten acres in Mattawan, Michigan. The principal structure is a modern, cinder-block building which has approximately 286,000 square feet. The Corporation believes that this facility has sufficient capacity to handle additional business over that obtained in 1993.

  The Corporation makes extensive use of technologically advanced equipment permitting it to carry out a broad range of evaluations. The majority of these devices transmit data directly to computer systems for storage, analysis and reporting. The Corporation believes it is among the leaders in the development and usage of sophisticated computerization to better serve its clients.

  In 1989, the IRDC Florida Corporation (a wholly owned subsidiary) purchased a 20,000 square foot building in the Billy Creek Commerce Center in Fort Myers, Florida to develop for IRAD's use. IRAD now utilizes approximately 8,000 square feet of space in the IRDC Florida Corporation facility which was remodeled to accommodate the housing of IRAD's patients in a hospital environment. The facility contains modern equipment for the conduct of clinical studies.

  Competition

  The Corporation's competitors in the safety evaluation business include other research and safety evaluation laboratories, some of which have greater financial resources, engage in more diversified activities or have more personnel than the Corporation. The Corporation also competes with universities and other nonprofit institutions which engage in research and safety evaluation. Many of the Corporation's clients have their own research facilities for studies which might otherwise be conducted by the Corporation. The Corporation believes that the principal areas of competition include price, quality and promptness of services, range of studies which may be conducted, qualifications of scientific personnel and availability of laboratory facilities.

  Regulation

  The Corporation is regulated by the State of Michigan Department of Public Health and the United States Department of Agriculture with respect to the care, use and sale of laboratory animals. The Corporation's facilities have been registered with these departments and are inspected periodically. The facilities are also subject to inspections by the United States Food and Drug Administration and the Environmental Protection Agency. The Corporation is licensed and subject to federal and state regulation with respect to the use of narcotics and alcohol. The Corporation deems these licenses to be important to the conduct of its business.

  The Corporation has potential exposure to liability for improper performance of studies. Such liability may be to the client for whom the Corporation performed the study or potentially to injured third parties (such as consumers of pharmaceuticals) who suffer personal injury due to a defective product. To date, the Company has not experienced any such liability.

  IRAD is regulated by the United States Food and Drug Administration and the Florida Department of Health and Rehabilitation Services. It possesses all licenses for the conduct of clinical research.


  SPECIALTY SKIN CARE PRODUCTS

  Carme, Inc. manufactures health and beauty aids and color cosmetics. Certain products produced by Carme are marketed under its own name as well as the Mill Creek, Jojoba Farms, Biotene H-24, and Sleepy Hollow brand names. Its Allercreme product line comprises approximately 150 separate skin care products marketed exclusively to chain and independent drug stores, supermarkets, and directly to dermatologists. The product line is marketed in the hypo-allergenic category. Its DuBarry product line contains cleansing creams and other skin care products for women above the age of 35.

  Prior to 1991, Carme was unable to register the name "Carme" because of a prior registration of a similar name. As the predecessor's registration has not been renewed, a new application was filed by Carme in 1991 and registration of the name was granted in 1992.

  In addition to the "Carme" registration, the Company holds federal trademark registrations for the following tradenames:

    Allercreme      DuBarry                    Mill Creek        Jojoba Farms
    Biotene H-24    MoisturEyes                Silver Fox        Country Roads
    Loanda          Sleepy Hollow Botanicals   Mountain Herbery

  Carme purchases raw materials required in the manufacturing and packaging of its products from a number of suppliers. Carme considers its relationship with its suppliers to be good. It has not experienced and does not anticipate any delays or shortages in obtaining required raw materials.

  Sales and Marketing

  Carme markets and sells its products through a series of national brokers.
  In addition, Carme directly employs an eight member internal sales force.
  The national broker system sells Carme and other manufacturers' products to numerous retail outlets, including such retail chains as Safeway, Revco, Fred Meyer, Long's, Payless, Walgreens, and Eckerd's. Contracts with commission brokers are subject to a 30-day cancellation clause by either party. Carme provides support for its distributors and representatives through direct contact with customers and participation in industry trade shows. Carme's products are also currently distributed in Canada, England, Australia, Japan, France, Saudi Arabia, Chile, Hong Kong, Korea, Norway, Taiwan, Singapore and Spain.

  Carme allocates approximately 5% of its revenues to advertising with additional funds devoted to product promotion as needed to effectively develop markets. These expenditures are charged to operations in the year in which they are incurred. Such expenditures are considered to be an investment, the benefits of which relate in part to the year in which the expenditure is incurred and in part to future years. A large expenditure in one particular year has the effect of reducing income for that year for the benefit in part of future years, while during the same year benefits are derived from previous years' advertising and promotion expenditures.

  Carme advertises primarily through trade journals, magazines and newspapers. Advertising and product promotion expenditures relating to new products will ordinarily constitute a higher percentage of sales than in the case of a well-established product. There can be no assurance that such expenditures will result in consumer acceptance and profitability for a product.

  Personnel

  Carme employs approximately 70 people of whom 8 are engaged in sales, 47 in production, product development and quality control, and 15 in administration and customer service. Carme is not a party to any collective bargaining agreement and considers its relationship with its employees to be good.


  Facilities

  Carme leases office and manufacturing facilities totaling 17,000 square feet and warehouse and distribution centers of 41,000 square feet at current monthly total rentals of approximately $36,000 under operating lease agreements which expire in 1998.

  Competition

  The cosmetic and beauty aids industry is competitive, particularly in the mass market, although no one company dominates the industry. Carme presently competes in the market for hair care, skin care and cosmetic products sold through health food stores, nutrition centers and food and drug chains. Well-known companies competing in this market include Jason, Rachel Perry, Nature's Gate, Revlon, Vidal Sassoon and Clairol, among many others. Major competitive factors in this market include product recognition, quality, price and advertising support. Certain of Carme's competitors have greater resources enabling them to develop more extensive distribution networks and to fund more extensive research and development and advertising programs than Carme. Carme believes that certain of its products have a competitive advantage in the health food stores and nutrition center markets because, as a prime manufacturer, Carme is able to carefully control quality and availability of its products.

  Regulation

  The cosmetics industry is subject to regulation by the United States Food and Drug Administration (FDA) and the California Department of Health
  Services Food and Drug Branch and, as a consequence, Carme is subject to periodic inspection of its facilities, equipment and products. Carme is also subject to advertising/labeling regulations promulgated by the Federal Trade Commission (FTC) in the packaging of its products. Carme follows various quality control procedures and believes it is in compliance with applicable FDA, California Department of Health Services and FTC regulations.


  SPECIALTY MEDICAL PRODUCTS AND SERVICES

  Medical Surgical Specialties, Ltd. specializes in the custom repair of fiberoptic and surgical medical products and the distribution of specialty products to aid disabled individuals. These services and products are sold through distributors, marketing representatives and directly to hospitals through a telemarketing sales force. Medical products sold generally are manufactured to specifications of Medical Surgical Specialties, Ltd. by third party suppliers.

  The Company's products include Door Aid(TM), a power door opener. The Door-Aid(TM) product is marketed as an affordable option to provide disabled individuals with access to facilities. Recently, there has been national media attention given to the Americans with Disabilities Act which has focused on, among other matters, the installation of door-assist devices in most public and private facilities used by the handicapped.

  Marketing

  Medical Surgical Specialties, Ltd. markets its products through sales to selected distributors and on a direct basis. Potential customers also are contacted through mass mailings, end-user magazines and conventions directed at meeting the needs of handicapped persons.

  Personnel

  Medical Surgical Specialties, Ltd. employs 22 people with 17 employed in sales and marketing and 5 employed in administrative and clerical duties.

  Facilities

  Medical Surgical Specialties, Ltd. leases 3,400 square feet of office space in a complex located in Kalamazoo, Michigan.



  Item 1A.  Executive Officers of Registrant.<F1>

  The executive officers of the Corporation, all of whose terms of office will expire on May 27, 1994, are as follows:

                                   POSITION WITH THE  YEAR FIRST ELECTED
              NAME            AGE     CORPORATION     TO PRESENT POSITION

   Francis X. Wazeter,        69   President and             1962
   Ph.D.                           Chief Executive
                                   Officer and
                                   Chairman of the
                                   Board

   Francis X. Wazeter, III,   37   Executive Vice     1986 - Secretary
   J.D.                            President, Chief   1988 - Vice
                                   Operating Officer  President
                                   and Secretary      1990 - Executive
                                                      Vice President
                                                      1991 - Chief
                                                      Operating Officer

  Dr. Wazeter and Mr. Wazeter, III, have been Directors of the Corporation since 1962 and 1986, respectively. Francis X. Wazeter, III is the son of Dr. Wazeter.


  ITEM 2.   PROPERTIES.

  See "Facilities" included in Item 1 appearing on pages 4, 6 and 7 of this Form 10-K for additional information regarding the Corporation's facilities and the facilities of the Corporation's subsidiaries.


  ITEM 3.   LEGAL PROCEEDINGS.

  There is no material pending legal proceeding to which the Corporation is a party or to which any of its property is subject, which in the view of Management could reasonably be expected to have a material adverse effect on the Corporation.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of the Corporation's stockholders during the fourth quarter of the fiscal year covered by this report.



  <F1>  Pursuant  to  Instruction 3  to  Item  401(b)  of  Regulation S-K
        under the Securities Exchange Act of 1934.


                                      PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

  The Corporation's Common Stock is traded on the Over-The-Counter Market (National Market System) and its NASDAQ symbol is IRDV. The quarterly high and low bid prices for the Corporation's Common Stock and the dividends paid during each quarter for the last two years are as follows:

                                       1993
                                                            DIVIDENDS PAID
             QUARTER             HIGH             LOW          PER SHARE

             First              $3.38           $2.25           $0.01
             Second              3.00            2.25            0.01
             Third               3.25            2.31            0.01
             Fourth              4.88            2.50            0.01
                                       1992
                                                            DIVIDENDS PAID
             QUARTER             HIGH             LOW          PER SHARE

             First              $5.25           $3.50           $0.05
             Second              4.25            2.75            0.01
             Third               3.25            2.13            0.01
             Fourth              2.88            1.88            0.01

  The above prices are based upon quotations as reported by the Midwest Edition of the Wall Street Journal and represent inter-dealer prices with no provision for dealer markup, markdown or commission and may not necessarily represent actual transactions.

  At February 28, 1994, there were 867 holders of record of the Corporation's Common Stock, $0.50 par value.

  Pursuant to the terms of various loan agreements for outstanding borrowings, the Corporation is required to maintain certain financial ratios and exceed stipulated levels of stockholders' equity ($14,097,000 at December 31, 1993). Retained earnings of $169,000 at December 31, 1993, were unrestricted as to the payment of dividends.


  ITEM 6.   SELECTED FINANCIAL DATA.

                                     YEAR ENDED DECEMBER 31
                              1993      1992      1991      1990      1989
                             (in thousands, except per share data)

   OPERATING STATEMENT DATA:
   Operating revenues:
   Research                  $25,353   $22,010   $20,284   $21,504   $25,185
   Products/Services          13,227    12,375    14,349    13,461
             Total            38,580    34,385    34,633    34,965    25,185

   Operating earnings (loss):
   Research                    2,309       834     1,091     3,490     5,764


   Products/Services          (1,139)     (338)    1,352     1,158
             Total             1,170       496     2,443     4,648     5,764



                                     YEAR ENDED DECEMBER 31
                              1993      1992      1991      1990      1989
                             (in thousands, except per share data)

   Earnings (loss) before
    income taxes and
    cumulative effect of
    change in accounting
    principle                $     1    $ (795)  $ 1,002   $ 3,362   $ 6,726

   Cumulative effect of
    change in accounting
    principle                           (3,903)

   Net earnings  (loss)           71    (4,330)      530     2,124     4,455

   Average shares outstanding
                               5,608     5,570     5,554     5,626     5,724

   Earnings (loss) per share:
   Before cumulative effect
    of change in accounting
    principle
                                  .01      (.08)      .10       .38       .78
   Cumulative effect of
    change in accounting
    principle
                                           (.70)
   Net earnings (loss) per
    share                         .01      (.78)      .10       .38       .78

   Dividends per share            .04       .08       .20       .20       .20


   BALANCE SHEET DATA:(2)


   Total assets              $46,874   $47,627   $47,331   $47,186   $58,281

   Long-term debt             12,625    10,140    10,957    11,643    13,840

   Stockholders' equity       14,266    14,284    18,491    18,904    18,559


  The following factors effect the comparability of the above financial information:

  (1) On August 11, 1989, the Corporation acquired approximately 49% of the common stock of Carme, Inc. and completed the purchase of all of Carme's remaining common shares in January 1990.

  (2) The Corporation adopted the provisions of Financial Accounting Standard No. 109, "Accounting for Income Taxes" in 1992 and elected not to restate prior years' financial data. (refer to Note I to the consolidated financial statements).


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1993 VERSUS YEAR ENDED DECEMBER 31, 1992

  As demonstrated in the following narrative, the year ended December 31, 1993 was one characterized by growth in revenue for the Corporation, as compared to 1992. Consolidated 1993 operating revenues increased $4,195,000 (12%) over 1992 amounts. This increase stemmed from a $3,343,000 (15%) increase in research revenues and a $852,000 (7%) increase in product sales/services. Research revenues increased primarily due to an increase in the number of ongoing studies over comparable 1992 levels. The increase in product sales/services consisted of a $1,192,000 (64%) increase in specialty medical products and services revenue and a $340,000 (3%) decrease in skin care products revenue. The revenue increase in specialty medical products and services stemmed primarily from increased distribution and expansion of medical specialty repairs, as well as continued growth in sales of the Door-Aid power door opener. Although the overall revenue levels in the skin care products business continue to lag behind expectations, management is please with the steady growth experienced in the health food market (up 14% over 1992 levels). This growth has resulted primarily from the introduction and market acceptance of several new products (including 2-in-1 for Kids, Just Clear, and Mill Creek Bath Gels).

  Cost of research services and products sold increased $2,346,000 (10%) of which $1,547,000 (9%) related to research services and $799,000 (13%) related to cost of products sold and repair services. The increase in cost of research services resulted primarily from the increase in the related research revenues discussed above. More importantly, for the year ended December 31, 1993, the cost of research services as a percentage of the related revenues decreased by over 4% compared to 1992. Management feels that this improvement is attributable to its strategic program to provide enhanced study quality at lower cost. The increase in 1993 cost of products sold and repair services over 1992 levels resulted primarily from the above-described increase in sales revenues in the specialty medical products and services business. The cost of products sold and repair services as a percentage of the related revenues increased by almost 3% compared to 1992. This increase resulted principally from the change in the mix of products/services sold during 1993 (principally the impressive sales growth in the specialty medical products and services business which has a lower gross profit percentage than most skin care products).

  The gross profit percentage for the research business increased from 21% in 1992 to 25% in 1993. The improvement in the gross margin was primarily the result of the variation in the absorption of fixed and semi-variable costs that resulted from the increase in research revenues in 1993. As discussed above, the gross margin percentage for the product sales/services businesses decreased by 3% as a result of the change in mix of products/services sold in 1993.

  Selling, general and administrative expenses increased $1,175,000 (11%) in 1993 primarily due to increased advertising, product promotions, commissions and other related variable selling expenses associated with the increased sales volume in our specialty medical products/services business. In addition, increased promotion and advertising costs were expended in 1993 by the skin care products business in an attempt to stimulate the growth of its revenues. Consolidated selling, general and administrative expenses as a percentage of consolidated operating revenues were 30% in both 1993 and 1992.

  Operating earnings increased $674,000 (136%) for the year, including a $1,475,000 (177%) increase in the research business and a $801,000 (237%) decrease in the product businesses. These changes are directly attributable to the above-described factors.

  Interest expense decreased $232,000 (16%) from 1992 levels as a result of a mid-1992 refinancing of significantly all bank debt at variable interest rates which continued to decline throughout 1993.

  The Corporation realized earnings before income taxes of $1,000 in 1993, compared to a loss of $795,000 before income taxes and a mandated change in accounting principle in 1992. Net earnings totaled $71,000 for 1993, compared to a net loss of $4,330,000 (an operating loss of $427,000 and a one-time cumulative charge against earnings in the amount of $3,903,000 related to the adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes") for 1992. The 1993 income tax credit of $70,000 is comprised of a currently payable consolidated federal tax liability of $86,000 (principally alternative minimum tax) and a deferred California credit of $156,000 applicable to the skin care business.

         YEAR ENDED DECEMBER 31, 1992 VERSUS YEAR ENDED DECEMBER 31, 1991

  Operating revenues in 1992 decreased $248,000 (1%) from 1991. However, individually, research revenues increased by $1,726,000 (9%) and product sales/services decreased by $1,974,000 (14%). Research revenues increased from 1991 levels due to the commencement in 1992 of studies that had been authorized in 1991, but deferred by sponsors until 1992, and as a result of new business which was generated from proactively marketing the Corporation and its services. The decrease in product sales/services from 1991 levels relates principally to reduced sales of skin care products due to a 1992 change in the sales distribution system from an internal direct sales effort to an external broker network. This period of transition resulted in a one-time lack of representation of skin care products in certain regions of the United States, thereby reducing sales volumes. However, the restructuring of the sales force was expected to provide a greater opportunity for more meaningful product distribution and stronger sales growth in the future. Sales of specialty products and related repair services increased by $1,149,000 (162%) over 1991 levels as a result of increased distribution and expansion of medical specialty repairs.

  Cost of research services and products sold increased $1,757,000 (8%) including a $2,004,000 increase related to research services and a $248,000 decrease related to cost of products sold and repair services. The increase in cost of research services is due mainly to increases in expenditures for animals/subjects ($536,000), personnel and fringe benefit costs ($458,000), and supplies ($572,000). The increase in animal/subject expenditures stems from the increase in study initiations in 1992, as discussed above. The increase in personnel cost completes Management's 2-year planned program to upgrade its professional and technical staff, as well as wage rate increases needed to meet competitive levels. The 1992 increase in cost of supplies is directly associated with the Corporation's strategy to acquire and utilize premier, specialty supplies in an effort to obtain a wider variety of studies for the pharmaceutical industry. The decrease in cost of products and services sold was modest, and results primarily from the change in the product mix of items sold.

  The gross profit percentage from research services decreased from 24% in 1991 to 21% in 1992 primarily because of the increase in study initiations in 1992 which resulted in a corresponding increase in study initiation costs (e.g., animal costs, special supplies, etc.). The gross profit percentage from product sales and services decreased from 56% in 1991 to 51% in 1992, as a result of the change in mix of products sold and because the lower level of product sales did not result in the same absorption of fixed and semi-variable costs in 1992 as compared to 1991.

  Selling, general and administrative expenses remained relatively stable in 1992, decreasing only $58,000 (<1%) from 1991 amounts. Such expenses were 30% of operating revenues in 1992 and 1991.

  Operating earnings decreased $1,947,000, with $257,000 stemming from the research services and $1,690,000 from the product and medical services businesses. These decreases resulted from the same factors explained above related to the decline in the gross profit percentages and to increases in selling and promotional costs.

  Interest expense decreased by $187,000 in 1992 over 1991 levels principally as a result of the 1992 refinancing of significantly all bank debt at lower variable interest rates than in effect in 1991.

  Earnings before income taxes decreased $1,796,000 due to the same factors as those causing the decrease in operating earnings. Net earnings decreased from $530,000 to a loss of $4,330,000 reflecting the aforementioned decreases in operating earnings, as well as a one-time $3,903,000 cumulative charge against earnings resulting from the mandated adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes". For 1992, the effective tax rate was 46% of the pre-tax loss, as compared to 47% of the pre-tax income in 1991.


  OTHER OPERATING MATTERS

  As a result of our continuing market strategy of developing long-term relationships with our clients, the combined pre-clinical and clinical research businesses were able to maintain a progressive trend in the acquisition of new research programs. Consequently, the research segment was able to boost earnings and maintain a significant backlog of business for
  future growth.   New studies authorized in 1993 of approximately $25 million fell well within our goal for the year.

  Authorized studies generally are conducted over a period of time ranging up to several years and, in certain instances, are subject to cancellation. At March 1, 1994, the "backlog" of studies authorized approximated $30 million, as compared with $33 million at the same date in 1993. Studies which have been authorized to commence or are currently in progress, as of March 1, 1994, should generate revenues for 1994 of approximately $19 million, compared with studies of similar status, as of March 1, 1993, which were estimated to generate 1993 revenues of $21 million. Additional 1994 study revenues will be generated from the Corporation's continued marketing efforts during the balance of its fiscal year.


  LIQUIDITY AND SOURCES OF CAPITAL

  The ratio of current assets to current liabilities was 1.11 at December 31, 1993 and .88 at December 31, 1992, including $2,447,000 and $2,567,000, respectively, of advance billings on studies in progress. The Corporation's contracts generally require that a portion of the study price be paid at the date a study is initiated with the balance paid in installments over the study duration. Historically, sponsor payments of advance billings have been an important factor in meeting liquidity requirements. However, with the lengthening of billing schedules now required to meet sponsor demands, bank borrowings have become a more important source of meeting operational needs.

  In December 1993, the Corporation completed the renewal of its existing line of credit agreement with a bank. As part of this process, the Corporation elected to convert $4,000,000 of its then outstanding line of credit borrowings to a five-year term loan requiring monthly principal payments of $33,333 through December 1998 with the balance of $2,000,000 due December 22, 1998. This debt conversion was the primary reason for the dramatic improvement in the Corporation's ratio of current assets to current liabilities, discussed above.

  The new term loan bears interest at the base lending rate, plus 1/2% (6.5% at December 31, 1993). However, the interest rate can be fixed from time to time at the three-month London Interbank Offered Rate (LIBOR), plus two hundred and forty basis points (5.78% at December 31, 1993). The new line of credit agreement allows for borrowings up to the lesser of $5,500,000 or amounts determined in accordance with certain asset-based debt limitation formulas. Borrowings under the line bear interest at the base lending rate. The interest rate on the line of credit may also be fixed from time to time at the three-month LIBOR rate, plus one hundred ninety basis points on
  advances up to $3,000,000.   Additional advances can be fixed at the three-
  month LIBOR rate, plus two hundred forty basis points. The line is subject to review and renewal by the bank on December 22, 1994.

  The Corporation also has two mortgage notes payable. One of the mortgage notes in the principal amount of $8,978,000 at December 31, 1993, requires monthly payments of $67,543 through December 1996 with the balance of $6,550,000 due in January 1997. This loan bears interest at the base lending rate, plus 3/4% (6.75% at December 31, 1993). The other mortgage note requires monthly payments of $9,272 through December 1994, including interest at 7.65%, with the balance of $600,000 due January 1995.

  Current financial resources (including approximately $450,000 available on the existing line of credit with banks and approximately $325,000 of available borrowings against cash surrender value of life insurance policies), plus anticipated results of operations are expected to be adequate to fund working capital needs for 1994.

  Property acquisitions in 1993 totaled $1,768,000 which related primarily to continuing technology enhancements and automation. During 1992 and 1991, the Corporation spent approximately $1,465,000 and $2,000,000, respectively, primarily to upgrade research facilities and for related equipment and technology enhancements.


  IMPACT OF INFLATION AND CHANGING PRICES

  Generally, the Corporation recognizes the significance of inflation by passing increased costs on to clients and customers by increases in prices to the extent permitted by competition. Anticipated higher prices for replacement of property, land and equipment are also considered in price-setting policies. Inflation has not had a material impact on results of operations for the last several years.


  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to this item with respect to financial statements of the Corporation is submitted in a separate section of this report.


  SUMMARY OF QUARTERLY OPERATING RESULTS

  The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1993 and 1992:

                                                   1993
                                            THREE MONTHS ENDED


                          MARCH 31      JUNE 30     SEPT. 30     DEC. 31


   Operating revenues     $9,556,562  $9,621,292    $9,242,278  $10,159,403

   Gross profit            3,319,793   3,410,493     2,912,705    3,110,334

   Earnings (loss) before    267,891     259,468      (233,122)    (293,160)
    income taxes

   Net earnings (loss)       173,591     175,768      (125,122)    (153,160)

   Net earnings (loss) per     $0.03       $0.03        $(0.02)      $(0.03)
    share



                                                  1992
                                           THREE MONTHS ENDED
                              MARCH 31     JUNE 30    SEPT. 30     DEC. 31

   Operating revenues      $8,198,404  $7,884,041  $8,559,659   $9,742,529

   Gross profit             2,707,750   2,091,295   2,858,250    3,246,844

   Earnings (loss) before
    cumulative effect of     (141,287)   (465,820)     50,030      130,551
    accounting change

   Net earnings (loss)     (4,044,287)   (465,820)     50,030      130,551

   Earnings (loss) per
    share:
     Before cumulative
      effect of accounting    $(0.03)      $(0.08)      $0.01       $0.02
      change
     Cumulative effect of
      change in accounting     (0.70)
      principle
   Net earnings (loss) per    $(0.73)      $(0.08)      $0.01       $0.02
    share

  The quarterly operating results for the first quarter of 1992 (as previously reported on Form 10-Q) have been restated above to reflect the adoption of FASB Statement No. 109, "Accounting for Income Taxes." In addition, adjustments in the fourth quarter of 1992, related principally to income taxes, increased net earnings by approximately $54,000 ($0.01 per share).


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  No information is required to be reported under this item.


                                     PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this Item as to executive officers of the Corporation is contained in Item 1A hereof. The remainder of the information required under this Item is incorporated by reference to the section in the definitive proxy statement (the "Proxy Statement") relating to the 1994 Annual Meeting of Stockholders entitled "Election of Directors".


  ITEM 11.  EXECUTIVE COMPENSATION.

  The information required under this Item is incorporated by reference to the section in the Proxy Statement entitled "Remuneration of Executive Officers".


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required under this Item is incorporated by reference to the sections in the Proxy Statement entitled "Stock and Principal Holders Thereof" and "Election of Directors".


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this Item is incorporated by reference to the section in the Proxy Statement entitled "Election of Directors".


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)  Documents filed herewith:

       (1)  Financial Statements -- The information required by this section of
            Item 14 is submitted in a separate section of this report.

       (2)  Financial Statement Schedules --   The information required by this
            section of Item 14 is submitted in a separate section of this report.

       (3)  Exhibits

            3(a). Restated Certificate of Incorporation, as amended, incorporated herein by reference from exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,1989.

            3(b).          By-Laws, incorporated herein by reference from
                           Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

            4(a). Business Loan Agreement between the Corporation and Michigan National Bank of Battle Creek, dated December 22, 1993.

            4(b). Bank Loan Agreement between the Corporation and NCNB National Bank, dated December 31, 1991, incorporated herein by reference from Exhibit 4(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

            10(c)(1).      International Research and Development Corporation
                           Performance Bonus Plan, as amended and restated, incorporated herein by reference from Exhibit
                           10(c)(1) to the Corporation's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1991.


            10(c)(2).      International Research and Development Corporation
                           1978 Option Incentive Plan, as amended and restated, incorporated herein by reference from Exhibit
                           10(c)(2) to the Corporation's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1991.

            10(c)(3).      International Research and Development Corporation
                           1990 Stock Option Plan for Non-Employee Directors, as adopted May 31, 1991, incorporated herein by reference from Exhibit 10(c)(3) to the Corporation's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1991.

            10(c)(4).      International Research and Development Corporation
                           Supplemental Retirement Plan, incorporated herein by reference from Exhibit 10(c)(4) to the Corporation's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1991.

            10(c)(5)(i).   Employment Agreement between the Corporation and Dr.
                           Francis X. Wazeter, dated July 27, 1990, incorporated herein by reference from Exhibit
                           10(c)(3) to the Corporation's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1990.

            10(c)(5)(ii).  Amendment, dated March 22, 1993, to Amended and
                           Restated Employment Agreement between the
                           Corporation and Dr. Francis X. Wazeter, incorporated herein by reference from Exhibit 10(c)(5) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

            10(c)(6).      Employment Agreement between the Corporation and Mr.
                           Francis X. Wazeter, dated July 27, 1990, incorporated herein by reference from Exhibit
                           10(c)(4) to the Corporation's Report on Form 10-K for the fiscal year ended December 31, 1990.

            10(c)(7).      Non-Qualified Stock Option granted by the
                           Corporation to Dr. Francis X. Wazeter on October 26,
                           1990, incorporated herein by reference from Exhibit
                           10(c)(5) to the Corporation's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1990.

            10(c)(8).      Non-Qualified Stock Option granted by the
                           Corporation to Mr. Francis X. Wazeter, III, on
                           October 26, 1990, incorporated herein by reference from Exhibit 10(c)(6) to the Corporation's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1990.

            11.            Computation of per share earnings.

            21.            List of Subsidiaries


  (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended December 31, 1993.



                                    SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL RESEARCH AND DEVELOPMENT
                                   CORPORATION (Registrant)



                                     /s/ Curtis L. Dally
                                     Curtis L. Dally, Treasurer


  Dated     September 25, 1995



                            Annual Report on Form 10-K

                    Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedules

                    Financial Statements and Supplementary Data

                           Financial Statement Schedules

                                 Certain Exhibits


                           Year ended December 31, 1993

                International Research and Development Corporation

                                Mattawan, Michigan

        International Research and Development Corporation and Subsidiaries

                          Form 10-K Item 14(a)(1) and (2)

          List of Financial Statements and Financial Statement Schedules



  The following consolidated financial statements of International Research and Development Corporation and subsidiaries are submitted herewith in response to Item 8:

       Unaudited Consolidated Balance Sheets - December 31, 1993 and 1992

       Unaudited Consolidated Statements of Stockholders' Equity - Years ended December 31, 1993, 1992 and 1991

       Unaudited Consolidated Statements of Operations - Years ended December 31, 1993, 1992, and 1991

       Unaudited Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992 and 1991

       Notes to Unaudited Consolidated Financial Statements - December 31, 1993

  The following consolidated financial statement schedules of International


  Research and Development Corporation and subsidiaries are submitted herewith in response to Item 14(d):

       Schedule V - Property plant and equipment

       Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment

       Schedule VIII - Valuation and qualifying accounts

       Schedule X - Supplementary income statement information

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions, are inapplicable, or such information has been presented in the notes to unaudited consolidated financial statements, and therefore have been omitted.



        International Research and Development Corporation and Subsidiaries

                            Consolidated Balance Sheets


                                                        DECEMBER 31
                                                  (UNAUDITED)
                                                    1993          1992

  ASSETS
  Current assets:
  Cash                                          $    37,892   $   191,414
  Receivables (Note D)                            6,342,919     6,516,179
  Unbilled revenues on studies in progress        2,078,057     2,205,636
  Inventories (Notes B and D)                     4,503,763     3,821,376
  Prepaid expenses and other assets               2,076,193     1,685,462
      Total current assets
                                                 15,038,824    14,420,067
  Property and equipment (Note D)
    Land                                             512,50       512,500
    Buildings                                    13,324,552    13,281,293
    Equipment                                    15,555,117    14,735,574
  Less accumulated depreciation                  29,392,169    28,529,367

    Other assets:
  Trademarks, tradenames and
    other intangibles (Notes C and D)            16,557,063    17,495,569
  Cash value of life insurance,
    less policy loans of $314,000 (Notes E)         841,499       799,389
  Other (Note G)                                    849,060     1,012,010
                                                 18,247,622    19,306,968
                                                $46,874,186   $47,626,691



    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
  Line-of-credit borrowings (Note D)            $ 4,750,000  $ 8,600,000
  Accounts payable                                3,336,166    2,594,409
  Advance billings on studies in progress         2,446,691    2,567,440
  Accrued expenses and other liabilities (Note E) 1,560,810    1,709,822
  Current maturities of long-term debt            1,430,991      943,826
    Total current liabilities                    13,524,658   16,415,497

    Long-term debt, less current                 12,624,809   10,139,683
      maturities (Note D):

  Deferred income taxes                           5,737,000    5,881,000
    Reserve for employee benefits                   722,200      906,200

    Stockholders' equity (Note F):
  Common Stock, $0.50 par value:
    Authorized - 16,000,000 shares
    Outstanding - 5,606,706 shares                2,803,353    2,803,353
  Additional paid-in capital                      2,627,429    2,627,429
  Retained earnings (Note D)                      9,103,337    9,256,529
  Less loan to Employee Stock Ownership Plan       (268,600)    (403,000)
  (Note G)
                                                 14,265,519   14,284,311


  See accompanying notes to consolidated financial statements.



        International Research and Development Corporation and Subsidiaries

                  Consolidated Statements of Stockholders' Equity



                                                                         LOAN TO
                                                                         EMPLOYEE
                                              ADDITIONAL                  STOCK
                                               PAID-IN      RETAINED    OWNERSHIP
                                COMMON STOCK   CAPITAL      EARNINGS       PLAN

  Balances at January 1, 1991  $2,740,329    $2,239,791  $14,594,861  $(921,000)

  Net earnings for 1991                                      529,530
  Cash dividends paid   $0.20                             (1,096,432)
   per share
  Common stock issued (7,000
    shares) in exercise of          3,500        16,625
    stock options
  Loan repayment from Employee
    Stock Ownership Plan                                              $ 134,000
  Balances at December 31, 1991 2,743,829     2,256,416   14,027,959   (537,000)

  Net loss for 1992                                       (4,329,526)
  Cash dividends paid   $0.08                               (441,904)
   per share
  Common stock issued (1,000
    shares) in exercise of            500         2,375
    stock options
  Transfer of 118,047 shares of
    common stock from treasury
    to Employee Saving and         59,024       368,638
    Investment Plan


  Loan repayment from Employee
    Stock Ownership Plan                                                134,000
  Balances at December 31, 1992 2,803,353     2,627,429    9,256,529   (403,000)

  Net earnings for 1993                                       71,077
  Cash dividends paid   $0.04                               (224,269)
    per share
  Loan repayment from Employee
    Stock Ownership Plan                                               (134,400)
  Balances at December 31, 1993 2,803,353    $2,627,429   $9,103,337  $(268,600)
    (Unaudited)

  ( ) Denotes deduction.

  See accompanying notes to consolidated financial statements.



        International Research and Development Corporation and Subsidiaries

                       Consolidated Statements of Operations


                                        YEAR ENDED DECEMBER 31
                                     (UNAUDITED)
                                     1993          1992          1991
  Operating revenues:
    Research services            $25,352,914   $22,010,168   $20,283,895
    Product sales and services    13,226,621    12,374,465    14,348,853
                                  38,579,535    34,384,633    34,632,748
  Cost of research services and
    products sold:
    Research services             18,957,977    17,410,922    15,406,447
    Products and services sold     6,868,233     6,069,572     6,317,127
  Gross profit                    12,753,325    10,904,139    12,909,174

  Selling, general and            11,583,525    10,408,097    10,466,014
    administrative expenses
  Operating earnings               1,169,800       496,042     2,443,160

  Other income (expense):
    Interest expense              (1,249,932)   (1,481,829)   (1,669,134)
    Interest and other income         81,209       191,261       227,504
                                  (1,168,723)   (1,290,568)   (1,441,630)
  Earnings (loss) before income
    taxes and cumulative               1,077      (794,526)    1,001,530
    effect of change in accounting
    principle

  Income taxes (credit) (Note H):
    Current, including state income
     taxes of $(4,000) in 1992 and    86,000      (320,000)      330,000
     $106,000 in 1991
    Deferred                        (156,000)      (48,000)      142,000
                                     (70,000)     (368,000)      472,000
  Earnings (loss) before
    cumulative effect of change in    71,077      (426,526)      529,530
    accounting principle
  Cumulative effect of change in
    accounting principle (Note H)               (3,903,000)
  Net earnings (loss)                $71,077   $(4,329,526) $    529,530

  Earnings (loss) per share:
     Before cumulative effect of
    change in accounting principle       $0.01        $(0.08)       $0.10
     Cumulative effect of change in                    (0.70)
    accounting principle
  Net earnings (loss) per share          $0.01         (0.78)       $0.10

  See accompanying notes to consolidated financial statements.



        International Research and Development Corporation and Subsidiaries

                       Consolidated Statements of Cash Flows

                                          YEAR ENDED DECEMBER 31
                                          (UNAUDITED)
                                           1993           1992         1991
  OPERATING ACTIVITIES
  Net earnings (loss)                   $   71,077    $(4,329,526) $  529,530
  Adjustments to reconcile net earnings
   (loss) to cash provided by (used in)
   operating activities:
  Depreciation and amortization          3,055,195      3,048,801   3,006,882
  Cumulative effect of change in                        3,903,000
   accounting principle
  Deferred income taxes (credit)          (156,000)       (48,000)    142,000
  Deferred employee benefits              (184,000)      (142,000)   (150,000)
  Change in operating assets and
   liabilities:
    Receivables and unbilled revenues      300,839     (1,021,142) (2,070,554)
     on studies in progress
  Inventories                             (682,387)      (209,986)    701,545
  Other operating assets                  (291,254)      (472,130)   (251,923)
  Accounts payable                         757,121        (23,005)    (20,275)
  Advance billings on studies in          (120,749)       243,194  (2,351,177)
   progress
  Accrued expenses and other operating     (88,903)        39,026     146,886
   liabilities
  Net cash provided by (used in)         2,660,939        988,232    (317,086)
   operating activities

  INVESTING ACTIVITIES
  Property and equipment acquisitions   (1,768,355)    (1,464,732) (2,003,315)
  Other                                    (78,528)       (62,608)   (278,906)
  Net cash used in investing activities (1,846,883)    (1,527,340) (2,282,221)

  FINANCING ACTIVITIES
  Line of Credit borrowings                150,000      2,253,000   3,867,000
  Long-term borrowings                                    133,300     776,000
  Proceeds from life insurance policy                                 313,967
   loans
  Receipt from Employee Stock Ownership    134,400        134,000     134,000
   Plan
  Payments of long-term debt            (1,027,709)    (1,635,687) (1,853,218)
  Proceeds from exercise of stock                           2,875      20,125
   options
  Cash dividends paid                     (224,269)      (441,904) (1,096,423)
  Net cash provided by (used in)          (967,578)       445,584   2,161,442
   financing activities
  Decrease in cash                        (153,522)       (93,524)   (437,865)
  Cash at beginning of year                191,414        284,938     722,803
  Cash at end of year                  $    37,892    $   191,414 $   284,938

                             ( ) Denotes use of cash.
           See accompanying notes to consolidated financial statements.



        International Research and Development Corporation and Subsidiaries

               Notes to Unaudited Consolidated Financial Statements

                         December 31, 1993, 1992 and 1991


  NOTE A - BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

  International Research and Development Corporation (the Corporation) conducts safety evaluation research studies of pharmaceutical and veterinary drugs, agricultural products, and chemicals. Studies are performed on behalf of various manufacturers of such products, both foreign and domestic, and on behalf of governmental agencies. Clinical safety evaluation studies are conducted on behalf of clients in the pharmaceutical, chemical and cosmetic-related industries through its subsidiary, IRAD Corporation.

  The Corporation also manufactures and distributes cosmetics and skin care products through its subsidiary, Carme, Inc. (Carme), as well as certain medical products and services and other specialty products through another of its subsidiaries, Medical Surgical Specialties, Ltd. The following tables summarize industry segment data as of and for the years ended December 31, 1993, 1992 and 1991:

                                           1993
                                         SKIN CARE   MEDICAL PRODUCTS
                           RESEARCH      PRODUCTS      AND SERVICES   CONSOLIDATED
  Revenue:
    Domestic              $19,564,000     $ 9,052,000     $3,050,000  $31,666,000
    Export:
     Japan                  5,590,000          32,000                   5,622,000
     Other                    199,000       1,093,000                   1,292,000
  Total                   $25,353,000     $10,177,000     $3,050,000  $38,580,000

  Operating earnings      $ 2,309,000     $(1,407,000)    $  268,000  $ 1,170,000
   (loss)
  Depreciation and        $ 1,862,000     $ 1,132,000     $   61,000  $ 3,055,000
   amortization
  Property and equipment
   acquisitions           $ 1,579,000     $   128,000     $   61,000  $ 1,768,000
  Identifiable assets     $22,829,000     $22,363,000     $1,682,000  $46,874,000

                                           1992
                                         SKIN CARE   MEDICAL PRODUCTS
                           RESEARCH      PRODUCTS      AND SERVICES   CONSOLIDATED
  Revenue:
    Domestic              $16,211,000     $ 9,441,000     $1,857,000  $27,509,000
    Export:
     Japan                  5,203,000          44,000                   5,247,000
     Other                    596,000       1,033,000                   1,629,000
  Total                   $22,010,000     $10,518,000     $1,857,000  $34,385,000

  Operating earnings      $   834,000     $  (308,000)    $  (30,000) $   496,000
   (loss)
  Cumulative effect of
   change in accounting   $   409,000     $(4,312,000)                $(3,903,000)
   principle
  Depreciation and        $ 1,850,000     $ 1,134,000     $   65,000  $ 3,049,000
   amortization
  Property and equipment
   acquisitions           $ 1,410,000     $    50,000     $    5,000  $ 1,465,000
  Identifiable assets     $22,859,000     $23,352,000     $1,416,000  $47,627,000

                                           1991
                                         SKIN CARE   MEDICAL PRODUCTS
                           RESEARCH      PRODUCTS      AND SERVICES   CONSOLIDATED
  Revenue:
    Domestic              $14,096,000     $11,996,000    $   708,000  $26,800,000
    Export:
     Japan                  5,978,000          51,000                   6,029,000
     Other                    210,000       1,594,000                   1,804,000
  Total                   $20,284,000     $13,641,000    $   708,000  $34,633,000

  Operating earnings      $ 1,091,000     $ 1,619,000    $(  267,000) $ 2,443,000
   (loss)
  Depreciation and        $ 1,801,000     $ 1,153,000    $    53,000  $ 3,007,000
   amortization
  Property and equipment
    acquisitions          $ 1,898,000     $    90,000    $    15,000  $ 2,003,000
  Identifiable assets     $21,324,000     $24,764,000    $ 1,243,000  $47,331,000

  Operating earnings (loss) represents total operating revenue less all operating expenses directly associated with the segment's operating revenue. Interest income and expense associated with overall corporate financing activities are excluded from segment data. General corporate expenses presently are not significant, and there are no separately identifiable corporate assets at December 31, 1993, 1992 and 1991.

  The following are the Corporation's significant accounting policies:

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market.

  PROPERTY AND EQUIPMENT

  Property and equipment are stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

  ADVANCE BILLINGS AND UNBILLED RECEIVABLES

  Advance billings under a contract represent pre-billings for services not yet performed, whereas unbilled receivables ($2,078,000 in 1993 and $2,206,000 in 1992) arise from those contracts under which billings can be rendered only upon the achievement of certain contract stages or upon submission of the appropriate billing detail.

  REVENUE RECOGNITION

  Revenue from research services is recognized as work is performed over the duration of each study based on the completion of services actually rendered during the various segments of each study. Revenue from product sales are recognized as shipments are made.

  INCOME TAXES

  Effective January 1, 1992, deferred income tax assets and liabilities are determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial statement purposes and amounts used for income tax purposes (see Note I). Deferred income tax expense or credit is measured by the change in the deferred income tax asset and liability accounts during the year.

  Prior to January 1, 1992, the provision for income taxes was determined under the deferred method whereby deferred income tax expense resulted from timing differences between taxable income and earnings (loss) reported in the consolidated financial statements.

  NET EARNINGS PER SHARE

  Net earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding (5,607,622 shares in 1993, 5,570,237 shares in 1992 and 5,554,108 shares in 1991).

  NOTE B - INVENTORIES

  Inventories consist of the following:

                                                 DECEMBER 31
                                             1993          1992

  Finished goods                          $1,829,000    $1,390,000
  Components and packaging                 1,718,000     1,511,000
  Raw materials and supplies                 957,000       920,000
                                          $4,504,000    $3,821,000

  NOTE C - TRADEMARKS, TRADENAMES AND OTHER INTANGIBLES

  Trademarks, tradenames and other intangible assets comprise the following:

                                              DECEMBER 31
                                          1993           1992

                                       $12,575,000   $12,575,000
  Trademarks and tradenames            $12,575,000   $12,575,000
  Goodwill                               4,162,000     4,162,000
  Other intangibles                      3,792,000     3,727,000
                                        20,529,000    20,464,000
  Less accumulated amortization          3,972,000     2,968,000
                                       $16,557,000   $17,496,000

  Tradenames and trademarks are stated on the basis of their estimated fair value determined by appraisal at the date of acquisition. Goodwill represents the cost of acquired companies over the estimated fair value of tangible and identifiable intangible assets at the dates of acquisition. Amortization of intangibles is computed using the straight-line method, with trademarks and tradenames amortized over periods ranging from twenty to thirty years, goodwill amortized over thirty years and other intangibles amortized generally over five to ten years.

  NOTE D - BORROWINGS

  In December 1993, the Corporation completed the renewal of its existing line of credit agreement with a bank. As part of this process, the Corporation elected to convert $4,000,000 of its then outstanding line of credit borrowings to a five-year term loan requiring monthly principal payments of $33,333 through December 1988 with the balance of $2,000,000 due December 28, 1988. This term loan bears interest at the base lending rate, plus 1/2% (6.50% at December 31, 1993). However, the interest rate can be fixed from time to time at the three-month London Interbank Offered Rate (LIBOR), plus two hundred and forty basis points (5.78% at December 31, 1993). The new line of credit agreement allows for borrowings up to the lesser of $5,500,000 or amounts determined in accordance with certain asset-based debt limitation formulas. Borrowings under the line bear interest at the base lending rate. The interest rate on the line of credit may also be fixed from time to time at the three-month LIBOR rate, plus one hundred ninety basis points on advances up to $3,000,000. Additional advances can be fixed at the three-month LIBOR rate, plus two hundred forty basis points.

  Borrowings under the line are collateralized by a security agreement covering accounts receivable, inventories, patents, trademarks and other intangibles. The bank has also agreed to issue letters of credit at the Corporation's request up to an aggregate of $500,000 to secure payment to suppliers. The amount of any outstanding letters of credit ($300,000 at December 31, 1993) reduces available borrowings under the Corporation's line of credit. At December 31, 1993, $750,000 was available for future borrowings under the line of credit. The line is subject to review and renewal by the bank on December 22, 1994.

  At December 31, 1993, the effective interest rate for outstanding line of credit borrowings was 5.3%. During 1993, the average monthly amount of short-term borrowings outstanding was $8,300,000 at an average interest rate of 5.16%, and the maximum amount outstanding during the year was $9,200,000. During 1992, the average monthly amount of short-term borrowings outstanding was $7,700,000 at an average interest rate of 6.2%, and the maximum amount outstanding during the year was $8,800,000.

  Long-term debt consists of the following obligations:

                                              DECEMBER 31
                                           1993           1992

  Mortgage notes payable to banks      $ 9,646,000     $10,514,000
  Working capital term note              4,000,000
  Note payable to bank                     403,000         537,000
  Other                                      7,000          33,000
                                        14,056,000      11,084,000
  Less current maturities                1,431,000         944,000
                                       $12,625,000     $10,140,000

  The Corporation has two existing mortgage notes payable. One of the mortgage notes, in the principal amount of $8,978,000 at December 31, 1993, requires monthly payments of $67,543 through December 1996 with the balance of $6,550,000 due in January 1997. This loan bears interest at the base lending rate, plus 3/4% (6.75% at December 31, 1993). The other mortgage loan requires monthly payments of $9,272 through December 1994, including interest at 7.65%, with the balance of $600,000 due January 1995. These loans are collateralized by mortgages on the Corporation's land and buildings which have a net carrying value of approximately $5,272,000 at December 31, 1993.

  The note payable to bank requires monthly interest payments at 83% of the base lending rate (5% at December 31, 1993) and ten equal annual principal payments of $250,000 through 1995. The note may be prepaid at any time. The original proceeds under the agreement were loaned to the Corporation's Employee Stock Ownership Plan for the purchase of the Corporation's common stock (see Note G).

  The line of credit and long-term debt agreements require, among other things, the maintenance of certain financial ratios and consolidated stockholders' equity of at least $14,097,000. Retained earnings of $169,000 at December 31, 1993 were unrestricted as to the payment of dividends.

  Interest expense for each of the three years in the period ended December 31, 1993 approximates the amounts paid in each of those years.

  Required principal payments of long-term debt outstanding as of December 31, 1993 will be as follows subsequent to 1994: $2,068,000 in 1995; $1,211,000 in
  1996; $6,946,000 in 1997 and $2,400,000 in 1998.

  NOTE E - ACCRUED EXPENSES AND OTHER LIABILITIES

  Accrued expenses and other liabilities consist of the following:

                                                  1993           1992
         Compensation and amounts withheld    $  700,000     $  620,000
          therefrom
         Taxes, other than income taxes          867,000        942,000
         Other                                    (6,000)       148,000
                                              $1,561,000     $1,710,000

  NOTE F - STOCKHOLDERS' EQUITY

  The Corporation has 500,000 shares of $1 par value preferred stock authorized, none of which are outstanding.

  The Corporation has an incentive and nonqualified stock option plan. Under the Plan, options are granted at the fair value at the date of grant and generally become exercisable after one year from date of grant. Options may be granted with stock appreciation rights.

  Option activity for 1993 and 1992 is summarized as follows:

                                             NUMBER OF          OPTION PRICE
                                              SHARES             PER SHARE

  Options outstanding at January 1, 1992      357,172         $2.88  -  $5.25
  Canceled                                    (61,200)         2.88  -   5.25
  Granted                                      41,000                3.75
  Exercised                                    (1,000)               2.88
  Options outstanding at December 31, 1992    357,172          2.88  -   5.25

  Canceled                                    (66,450)         2.88  -   5.25
  Granted                                       5,000                3.25
  Options outstanding at December 31, 1993    295,722         $2.88 -   $5.25

  At December 31, 1993, twenty-two individuals held incentive options with an average option price of $4.29 per share. Options expire on dates ranging from January 27, 1994 to February 5, 2003. Options for 290,722 shares were exercisable at December 31, 1993, and 248,078 shares were reserved for future option grants.

  Options have also been granted to two executive officers under a separate nonqualified stock option arrangement. Each option for 200,000 shares at $4.75 per share was exercisable when granted and expires October 26, 2000. In addition, pursuant to the 1990 Stock Option Plan for Non-Employee Directors approved by stockholders in 1991, options for 200,000 shares were reserved for issuance and 20,000 shares at $4.75 per share have been granted to each of the Corporation's six nonemployee directors. Under this plan, options for 120,000 shares are exercisable, of which options for 100,000 shares expire October 26, 2000 and 20,000 shares expire January 31, 2001. At December 31, 1993, 600,000 shares of common stock are reserved for future issuance under these arrangements.

  NOTE G - EMPLOYEE BENEFIT PLANS

  The Corporation has a noncontributory defined benefit pension plan covering its employees. Benefits are based on an employee's years of service and compensation. The Corporation's contributions are intended to provide for benefits attributed to service to date, which includes current service cost and amortization of prior service cost.

  The following table sets forth the funded status of the Corporation's defined benefit pension plan and amounts recognized in the consolidated balance sheet:

                                                         DECEMBER 31
                                                       1993          1992
         Actuarial present value of accumulated
          benefit obligation, including vested
          benefits of $2,007,000 in 1993 and        $2,315,000 $ 3,457,000
          $2,375,000 in 1992

         Projected benefit obligation for           $2,628,000 $(3,687,000)
          service rendered to date
         Plan assets at fair value, primarily
          money market funds in 1993 and
          guaranteed income contracts with           3,839,000   4,602,000
          insurance companies in 1992
         Plan assets in excess of projected          1,211,000     915,000
         benefit obligation

         Unrecognized net gain from past
          experience different from that assumed      (833,000)   (533,000)
          and effects of changes in assumptions
         Unrecognized prior service cost               479,000     515,000
         Unrecognized net assets from transition      (317,000)   (357,000)
         Net noncurrent pension asset recognized    $  540,000  $  540,000
          in balance sheet

  At December 31, 1993 and 1992, the defined benefit pension plan held 150,000 shares of the Corporation's common stock having a cost of $606,000. The fair value of this stock was $487,500 at December 31, 1993 and $431,000 at December 31, 1992.

  Net pension cost (credit) includes the following components:

                                         YEAR ENDED DECEMBER 31
                                     1993         1992           1991

  Service cost for benefits earned $ 215,000   $ 216,000    $ 181,000
  Interest cost on projected         229,000     296,000      257,000
  benefit obligation
  Return on plan assets             (385,000)    (26,000)    (407,000)
  Net amortization and deferral      (59,000)   (447,000)    (136,000)
  Net pension cost (credit)        $       0   $  39,000    $(105,000)

  The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 3% in 1993, 1992 and 1991, and the discount rate was 7% in 1993 and 8.25% in 1992 and 1991. The expected long-term rate of return on plan assets was 9% in 1993 and 1992 and 9.5% in 1991. In 1992, the definition of normal retirement within the Plan was amended. This amendment increased the projected benefit obligation by $404,000.

  The Corporation has an Employee Saving and Investment Plan which provides that participating employees (196 at December 31, 1993) may make basic contributions to the Plan in amounts ranging from 1% to 6% of their compensation (as defined). The participants also may make supplemental contributions not exceeding 10% of their compensation. The Plan permits the Corporation to make contributions of up to 200% of the participants' basic contributions. Such contributions may consist of the Corporation's common stock (118,047 shares contributed in 1992 with an aggregate fair value of $427,662 at the date of contribution) and cash to be deposited with a trustee for the purchase thereof ($214,000 in 1993, $218,000 in 1992 and $176,000 in
  1991). The Corporation's contributions generally become vested by the participant at rates ranging from 10% to 20% per year for each year of service.

  The Corporation also has an Employee Stock Ownership Plan which is a defined contribution plan. Employees are eligible to participate in the Plan after attaining 21 years of age and completing one year of service. Contributions to the Plan are at the discretion of the Corporation, except that a minimum contribution is required to allow the Plan to make annual principal and interest payments on the loan from the Corporation used to purchase 800,000 shares of the Corporation's common stock (see Note D). Dividends paid to the Plan and used for debt service approximated $27,000 in 1993, $50,000 in 1992 and $134,000 in 1991. Contributions to the Plan were $146,000 in 1993 and $124,000 in 1992. There were no contributions to the Plan in 1991. The unpaid balance of the loan due from the Plan has been reflected as a reduction of stockholders' equity.

  The Corporation provides certain supplemental health care benefits for approximately 10 retired employees. These benefits are contributory and are provided through a self-insured arrangement. The cost of retiree health care benefits is recognized as an expense as claims are incurred and was not significant to operating results. Effective January 1, 1994, the Corporation will not provide future retirees with supplemental health care benefits.

  NOTE H - INCOME TAXES

  Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, Accounting for Income Taxes. As permitted under the new rules, 1991 financial statements have not been restated to reflect this change in accounting method.

  The cumulative effect of adopting Statement No. 109 as of January 1, 1992 was to decrease net earnings by $3,903,000 ($0.70 per share). Application of the new income tax rules did not have a significant impact on 1992 operating results as compared to that which would have been recognized under the deferred method of accounting for income taxes.

  The Corporation's deferred income tax liabilities and assets in 1993 and 1992 include the following significant components:

                                           YEAR ENDED DECEMBER 31
                                            1993                1992
  Deferred income tax liabilities:
    Book-tax basis differences on        $3,987,000          $4,140,000
    acquired intangibles
    Book-tax basis differences on         1,630,000           1,621,000
    property and equipment
    Book-tax basis differences on           125,000             131,000
    inventories
    Deferred employee benefits              216,000             254,000
    Other - net                             288,000              70,000
  Total deferred income tax liabilities   6,246,000           6,216,000

  Deferred income tax assets:
    Accrued employee benefits               289,000             419,000
    Net operating loss carryforward          87,000              75,000
    Other - net                             209,000             145,000
  Total deferred income tax assets          585,000             639,000
  Net deferred income tax liabilities    $5,661,000          $5,577,000

  The components of deferred income tax expense in 1991 under the deferred method result from the following:

  Depreciation and amortization                     $  67,000
  Inventory valuation adjustments                      96,000
  State income taxes                                  (32,000)
  Employee benefits                                   (30,000)
  Other expense items                                  41,000


                                                     $142,000

  A reconciliation of the federal statutory income tax rate with the Corporation's effective income tax rate is as follows:

                                                 Year ended December 31
                                                1992        1991     1990

           Statutory rate                       34.0%     (34.0)%  34.0%
           Effect of significant reconciling
            items:
         Nondeductible book-tax basis        4,382.9        5.9    15.8
         differences
         State income taxes                 (6,802.2)      (3.7)    8.0
         ESOP dividends                       (857.8)      (2.2)   (4.6)
         Exempt export income               (6,313.8)      (3.1)   (4.6)
         Other - net                         3,057.4       (9.2)   (1.5)
           Effective tax rate               (6,499.5)%    (46.3)%  47.1%

  The Corporation made net income tax payments of $335,000 in 1993 and $302,000 in 1992 and received income tax refunds of $186,000 in 1991.

  NOTE I - LEASES

  The Corporation leases certain office and warehouse facilities under operating lease arrangements. Rent expense for all operating leases totaled $722,000 in 1993, $619,000 in 1992 and $600,000 in 1991. Future minimum lease commitments under these leases are as follows subsequent to 1993: $532,000 in 1994; $523,000 in 1995; $503,000 in 1996; $513,000 in 1997; and $339,000 in
  1998.

  NOTE J - LITIGATION

  The Corporation and its subsidiaries are subject to lawsuits and claims arising out of their business. These lawsuits are in the very early stages of litigation, but management, after review and consultation with counsel, believes that the liability, if any, from these matters would not materially affect the consolidated financial position of the Corporation.